Form 10-Q
period 2015-09-30
Wins Finance Holdings Inc.
filed 2015-11-16
CIK 1640251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER: 001-36592

Wins Finance Holdings Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	N/A
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1F, Building 7

No. 58 Jianguo Road, Chaoyang District

Beijing 100024, People’s Republic of China

+86-10-8225-5118

(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity:

Class	Outstanding at November 12, 2015
Ordinary Shares, $.0001 par value	21,526,747

WINS FINANCE HOLDINGS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wins Finance Holdings Inc. (the “Company”) was incorporated in the Cayman Islands as an exempted company on February 17, 2015 and organized as a wholly-owned subsidiary of Sino Mercury Acquisition Corp., a Delaware corporation (“Sino Mercury”), for the purposes of changing the jurisdiction of Sino Mercury from Delaware to the Cayman Islands through a merger in which the Company would be the surviving corporation and, immediately following that merger, simultaneously acquiring all of the outstanding equity of Wins Finance Group Limited, a British Virgin Islands international business company (“WFG”), by means of an exchange by the shareholders of WFG of 100% of the ordinary shares of WFG for cash and ordinary shares of the Company. The merger and share exchange (together, the “Business Combination”) were completed on October 26, 2015.

The Company did not conduct any business operations or hold any material assets from the period of its inception through September 30, 2015. Accordingly, no financial statements of the Company are being provided with this form for the three months ended September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted above, the Company did not conduct any business operations or hold any material assets from the period of its inception through September 30, 2015. Accordingly, no Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure is being provided with this form for the three months ended September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The provisions of this Part I, Item 3 are not applicable to the Company for three months ended September 30, 2015 because, as noted above, the Company did not conduct any business operations or hold any material assets from the period of its inception through September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Jianming Hao, the Company’s Chairman and Co-Chief Executive Officer, and Peiling (Amy) He, the Company’s Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that all material information relating to the Company required to be included in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A. RISK FACTORS

The risk factors concerning the Company following the completion of the Business Combination that are included in the Company’s Registration Statement on Form S-4 (Registration No. 333-204074), originally filed with the SEC on May 11, 2015 (as amended to date, the “Form S-4”), under the heading “Risk Factors” are incorporated herein by reference. The risk factors incorporated herein by reference from the Form S-4 are attached to this report as Exhibit 99.1.

With the exception of the risk factor set forth below, there are no material changes or updates to the risk factors concerning the Company disclosed under the heading “Risk Factors” in the Form S-4 and incorporated herein by reference.

1

After the completion of the Business Combination, the Company may be a passive foreign investment company in any year, which would result in adverse U.S. federal income tax consequences to U.S. Holders of the Company’s ordinary shares.

A non-U.S. corporation such as the Company will be considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year if either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the value of its assets (based on an average of the values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The annual PFIC determination is inherently factual and there is limited guidance regarding the application of the PFIC rules to specific situations. As a result of the completion of the Business Combination following the end of the period covered by this report, the Company expects to hold a substantial amount of cash and cash equivalents, restricted cash and short-term investments, and the value of the Company’s goodwill and other assets may be uncertain and subject to significant volatility. The determination of the Company’s PFIC status is subject to factual uncertainties because it depends upon the relative values of the Company’s assets over time and the Company’s income. Based on the expected composition of the Company’s assets following the completion of the Business Combination, there is a risk that the Company will be a PFIC for 2015 and there is a significant risk that the Company will be a PFIC for 2016, but the Company’s management has not obtained valuations of the Company’s assets following the Business Combination and has not otherwise made (and does not intend to make) a definitive determination of the Company’s PFIC status for 2015, 2016 or any future year. As the determination of PFIC status is made on an annual basis and depends on variables over which the Company has limited control, there can be no assurance that the Company will not be a PFIC for any taxable year. If the Company is a PFIC in any year, U.S. Holders (as defined below) will be subject to certain adverse United States federal income tax consequences. A “U.S. Holder” for purposes of this risk factor is a beneficial owner of ordinary shares of the Company that is, for U.S. federal income tax purposes a citizen or individual resident of the United States; a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia; an estate or trust the income of which is subject to U.S. federal income taxation, regardless of its source; or a trust that (1) is subject to the primary supervision of a court within the United States and one or more United States persons have the authority to control all substantial decisions of the trust or (2) has a valid election in effect under applicable United States Treasury regulations to be treated as a United States person. U.S. Holders should consult their own tax advisors concerning the U.S. federal income tax consequences of holding, owning, purchasing, disposing of or selling the Company’s ordinary shares if the Company is a PFIC for any taxable year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Subsequent Event: The Company completed the Business Combination on October 26, 2015. The descriptions of the completion of the Business Combination included in Items 1.01 and 2.01 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 are incorporated herein by reference and made a part hereof. The descriptions so incorporated herein by reference are attached to this report as Exhibit 99.2.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2015

WINS FINANCE HOLDINGS INC.

By:	/s/ Peiling (Amy) He
Peiling (Amy) He

3

Wins Finance Holdings Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015

EXHIBIT INDEX

3.1	Memorandum and Articles of Association of the registrant (incorporated by reference from Annex C-4 to the proxy statement/prospectus forming a part of the registrant’s Registration Statement on Form S-4 (Registration No. 333-204074), originally filed with the SEC on May 11, 2015).

3.2	Certificate of Incorporation on Change of Name of the registrant (incorporated by reference from Annex C-1 to the proxy statement/prospectus forming a part of the registrant’s Registration Statement on Form S-4 (Registration No. 333-204074), originally filed with the SEC on May 11, 2015).

4.1	Specimen Ordinary Share Certificate of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (Registration No. 333-204074), originally filed with the SEC on May 11, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jianming Hao (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Peiling (Amy) He (filed herewith).

32.1	Section 1350 Certification of Jianming Hao (filed herewith).

32.2	Section 1350 Certification of Peiling (Amy) He (filed herewith).

99.1	Risk factors incorporated by reference from the registrant’s Registration Statement on Form S-4 (Registration No. 333-204074) initially filed with the SEC on May 11, 2015 (filed herewith).

99.2	Disclosures incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2015 (filed herewith).

4